Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2022-C16
filed 2023-03-14
CIK 1924780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-257737-04

Central Index Key Number of the issuing entity: 0001924780

BBCMS Mortgage Trust 2022-C16

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4224598 38-4224599 38-7290331 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Phoenix Industrial Portfolio VIII Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the Stockton Self Storage Portfolio Mortgage Loan and the Oak Ridge Office Park Mortgage Loan, which constituted approximately 3.2%, 2.8%, 2.3% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Phoenix Industrial Portfolio VIII Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the Stockton Self Storage Portfolio Mortgage Loan or the Oak Ridge Office Park Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. These loan combinations, including the Phoenix Industrial Portfolio VIII Mortgage Loan, The Shoppes at Eagle Point Mortgage Loan, the Stockton Self Storage Portfolio Mortgage Loan and the Oak Ridge Office Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hamilton Commons Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Hamilton Commons Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hamilton Commons Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2021-C12 transaction, Commission File Number 333-257737-01 (the “BBCMS 2021-C12 Transaction”). This loan combination, including the Hamilton Commons Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2021-C12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Summit Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Summit Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Summit Mortgage Loan, six other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SUMIT 2022-BVUE Mortgage Trust transaction (the “SUMIT 2022-BVUE Transaction”). This loan combination, including The Summit Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moonwater Office Portfolio Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The Moonwater Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moonwater Office Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2022-B32 Mortgage Trust transaction, Commission File Number 333-258342-01 (the “Benchmark 2022-B32 Transaction”). This loan combination, including the Moonwater Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1888 Century Park East Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The 1888 Century Park East Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1888 Century Park East Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2022-C14 transaction, Commission File Number 333-257737-02 (the “BBCMS 2022-C14 Transaction”). This loan combination, including the 1888 Century Park East Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C14 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ILPT Logistics Portfolio Mortgage Loan, which constituted approximately 3.7% of the asset pool of the issuing entity as of its cut-off date.  The ILPT Logistics Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the ILPT Logistics Portfolio Mortgage Loan, eleven other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the ILPT Commercial Mortgage Trust 2022-LPFX transaction (the “ILPT 2022-LPFX Transaction”). This loan combination, including the ILPT Logistics Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2022-LPFX Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2022-C15 transaction, Commission File Number 333-257737-03 (the “BBCMS 2022-C15 Transaction”). This loan combination, including the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C15 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the ExchangeRight Net Leased Portfolio #55 Mortgage Loan and the Bell Works Mortgage Loan, which constituted approximately 3.8% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The ExchangeRight Net Leased Portfolio #55 Mortgage Loan and the Bell Works Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Bell Works Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2022-B35 Mortgage Trust transaction, Commission File Number 333-262701-01 (the “Benchmark 2022-B35 Transaction”). These loan combinations, including the ExchangeRight Net Leased Portfolio #55 Mortgage Loan and the Bell Works Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yorkshire & Lexington Towers Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The Yorkshire & Lexington Towers Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Yorkshire & Lexington Towers Mortgage Loan, fifteen other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2022-GC48 transaction, Commission File Number 333-262701-02 (the “CGCMT 2022-GC48 Transaction”). This loan combination, including the Yorkshire & Lexington Towers Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3075 Olcott Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The 3075 Olcott Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 3075 Olcott Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. This loan combination, including the 3075 Olcott Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 3075 Olcott loan combination in the BMO 2022-C2 Mortgage Trust transaction, Commission File Number 333-255934-02 (the “BMO 2022-C2 Transaction”).  After the closing of the BMO 2022-C2 Transaction on July 12, 2022, this loan combination, including the 3075 Olcott Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BMO 2022-C2 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 70 Hudson Street Mortgage Loan, which constituted approximately 4.4% of the asset pool of the issuing entity as of its cut-off date.  The 70 Hudson Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 70 Hudson Street Mortgage Loan, three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the 70 Hudson Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 70 Hudson Street loan combination in the BBCMS Mortgage Trust 2022-C18 transaction, Commission File Number 333-257737-06 (the “BBCMS 2022-C18 Transaction”).  After the closing of the BBCMS 2022-C18 Transaction on December 14, 2022, this loan combination, including the 70 Hudson Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2022-C18 Transaction, which is incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 3075 Olcott Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 70 Hudson Street Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan and the Moonwater Office Portfolio Mortgage Loan and the primary servicer and special servicer of the 1888 Century Park East Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Hamilton Commons Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yorkshire & Lexington Towers Mortgage Loan, the 1888 Century Park East Mortgage Loan, the 3075 Olcott Mortgage Loan, the 70 Hudson Street Mortgage Loan, the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan, the ILPT Logistics Portfolio Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the Hamilton Commons Mortgage Loan, The Summit Mortgage Loan and the Moonwater Office Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yorkshire & Lexington Towers Mortgage Loan, the 1888 Century Park East Mortgage Loan, the 70 Hudson Street Mortgage Loan, the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan and the ILPT Logistics Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Hamilton Commons Mortgage Loan, the primary servicer and special servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan and The Summit Mortgage Loan and the special servicer of the Moonwater Office Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the 3075 Olcott Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, The Summit Mortgage Loan, the Hamilton Commons Mortgage Loan and the Moonwater Office Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan, the 70 Hudson Street Mortgage Loan and the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the 70 Hudson Street Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 70 Hudson Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hamilton Commons Mortgage Loan, The Summit Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, the 1888 Century Park East Mortgage Loan, the ILPT Logistics Portfolio Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and the 3075 Olcott Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BBCMS 2021-C12 Transaction, the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, the pooling and servicing agreement for the BBCMS 2022-C14 Transaction, the trust and servicing agreement for the ILPT 2022-LPFX Transaction, the pooling and servicing agreement for the BBCMS 2022-C15 Transaction, the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction and the pooling and servicing agreement for the BMO 2022-C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Hamilton Commons Mortgage Loan, The Summit Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, the 1888 Century Park East Mortgage Loan, the ILPT Logistics Portfolio Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and the 3075 Olcott Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hamilton Commons Mortgage Loan, The Summit Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, the 1888 Century Park East Mortgage Loan, the ILPT Logistics Portfolio Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, the ExchangeRight Net Leased Portfolio #55 Mortgage Loan, the Bell Works Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 3075 Olcott Mortgage Loan and the 70 Hudson Street Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the ILPT Logistics Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on June 28, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hamilton Commons Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2021-C12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2021-C12 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2021-C12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Summit Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SUMIT 2022-BVUE Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SUMIT 2022-BVUE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moonwater Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B32 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1888 Century Park East Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2022-C14 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2022-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ILPT Logistics Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the ILPT 2022-LPFX Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the ILPT 2022-LPFX Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the ILPT 2022-LPFX Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C15 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2022-C15 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2022-C15 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the ExchangeRight Net Leased Portfolio #55 Mortgage Loan and the Bell Works Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2022-B35 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B35 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yorkshire & Lexington Towers Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2022-GC48 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2022-GC48 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 3075 Olcott Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2022-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2022-C2 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2022-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 70 Hudson Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2022-C18 Transaction incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2022-C18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on August 15, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2021, between Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of January 27, 2022, among Barclays Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer and Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of February 1, 2022, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of February 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of March 6, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Berkadia Commercial Mortgage LLC, as Servicer, Situs Holdings, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Computershare Trust Company, National Association, as Certificate Administrator, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of April 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of May 1, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as June 1, 2022, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Greystone Servicing Company LLC, as a Special Servicer, Rialto Capital Advisors, LLC, as Special Servicer solely with respect to the Yorkshire & Lexington Towers Whole Loan, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of July 1, 2022, among BMO Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 13, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.11         Pooling and Servicing Agreement, dated as of December 1, 2022, between Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, re (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.12         Agreement Between Noteholders, dated as of May 12, 2022, by and among Bank of Montreal, as Initial BMO Note A Holder, Citi Real Estate Funding Inc., as Initial CREFI Note A Holder, Starwood Mortgage Capital LLC, as Initial SMC Note A Holder, Bank of Montreal, as Initial Note B-1 Holder, and Citi Real Estate Funding Inc., as Initial Note B-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dared as of January 19, 2022, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, Barclays Bank PLC, as Initial Note A-3 Holder, and Barclays Bank PLC, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of June 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-6 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-7 Holder,  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-9 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-10 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of June 13, 2022, by and among Natixis Real Estate Capital LLC, as Initial Note A-A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-3 Holder, Natixis Real Estate Capital LLC, as, Initial Note A-A-4 Holder, and Natixis Real Estate Capital LLC, as Initial Note A-B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.16         Agreement Between Note Holders, Dated as of April 8, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, and Barclays Bank PLC, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of April 8, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, Bank of Montreal, as Initial Note A-5 Holder, Bank of Montreal, as Initial Note A-6 Holder, Bank of Montreal, as Initial Note A-7 Holder, Bank of Montreal, as Initial Note A-8 Holder, Barclays Bank PLC, as Initial Note A-9 Holder, Barclays Bank PLC, as Initial Note A-10 Holder, and Barclays Bank PLC, as Initial Note A-11 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of March 6, 2022, by and among Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Initial Note A-2-A-1 Holder and Initial Note A-2-A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-B Holder, Initial Note A-2-B-1 Holder, Initial Note A-2-B-2 Holder and Initial Note A-2-B-3 Holder, Bank of America, N.A., as Initial Note A-1-C Holder and Initial Note A-2-C Holder, Bank of Montreal, as Initial Note A-1-D Holder and Initial Note A-2-D Holder, Morgan Stanley Bank N.A., as Initial Note A-1-E Holder and Initial Note A-2-E Holder, Citi Real Estate Funding Inc., as Initial Note B-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note B-2 Holder, Bank of America, N.A., as Initial Note B-3 Holder, Bank of Montreal, as Initial Note B-4 Holder, and Morgan Stanley Bank N.A., as Initial Note B-5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of June 28, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of June 28, 2022, by and between BSPRT CMBS Finance, LLC, as Initial Note A-1 Holder, and BSPRT CMBS Finance, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.21         Agreement Between Note Holders, dated as of January 28, 2022, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of May 3, 2022, by and between Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of January 27, 2022, by and among Barclays Bank PLC, as Note A-1-1, Note A-1-2, Note A-1-3 and Note A-1-4 Holder, Barclays Capital Real Estate Inc., as Initial Note A-1-S Holder and Initial Note B-1-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-2-S Holder, Initial Note A-2-1 Holder, Initial Note A-2-2 Holder and Initial Note B-2-1 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.24         Agreement Between Note Holders, dated as of November 30, 2021 by and among Societe Generale Financial Corporation, as Initial Note A-1 Holder, and Societe Generale Financial Corporation, as Initial Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of June 28, 2022, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, and Natixis Real Estate Capital LLC, as Initial Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

4.26         Agreement Between Note Holders, dated as of December 30, 2021, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Barclays Bank PLC, as Initial Note A-3 Holder, and Barclays Bank PLC, as Initial Note A-4 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Computershare Trust Company, National Association, as Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 33.1)

33.8         LNR Partners, LLC, as Special Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 33.2)

33.9         Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio VIII Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 33.5)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 33.6)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 33.1)

33.13       LNR Partners, LLC, as Special Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 33.2)

33.14       Wilmington Trust, National Association, as Trustee of The Shoppes at Eagle Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 33.6)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Stockton Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 33.1)

33.23       LNR Partners, LLC, as Special Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 33.2)

33.24       Wilmington Trust, National Association, as Trustee of the Oak Ridge Office Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the Oak Ridge Office Park Mortgage Loan (see Exhibit 33.5)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Oak Ridge Office Park Mortgage Loan (see Exhibit 33.6)

33.27       KeyBank National Association, as Primary Servicer of the Hamilton Commons Mortgage Loan

33.28       LNR Partners, LLC, as Special Servicer of the Hamilton Commons Mortgage Loan (see Exhibit 33.2)

33.29       Wilmington Trust, National Association, as Trustee of the Hamilton Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Computershare Trust Company, National Association, as Custodian of the Hamilton Commons Mortgage Loan (see Exhibit 33.5)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Commons Mortgage Loan

33.32       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 33.27)

33.33       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 33.27)

33.34       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 33.5)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 33.31)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       KeyBank National Association, as Special Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.39       Wilmington Trust, National Association, as Trustee of the Moonwater Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 33.31)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 33.1)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 33.1)

33.44       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 33.5)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 33.6)

33.47       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.5)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

33.54       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.31)

33.57       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.27)

33.58       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.27)

33.59       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.6)

33.62       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 33.27)

33.63       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 33.27)

33.64       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 33.5)

33.66       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan (see Exhibit 33.6)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.1)

33.68       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.53)

33.69       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.6)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 33.1)

33.73       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 33.53)

33.74       Wilmington Trust, National Association, as Trustee of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Custodian of the 3075 Olcott Mortgage Loan (see Exhibit 33.5)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the 3075 Olcott Mortgage Loan (see Exhibit 33.31)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.78       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.53)

33.79       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Computershare Trust Company, National Association, as Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 34.1)

34.8         LNR Partners, LLC, as Special Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 34.2)

34.9         Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio VIII Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 34.5)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 34.6)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 34.1)

34.13       LNR Partners, LLC, as Special Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 34.2)

34.14       Wilmington Trust, National Association, as Trustee of The Shoppes at Eagle Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 34.6)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Stockton Self Storage Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 34.1)

34.23       LNR Partners, LLC, as Special Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 34.2)

34.24       Wilmington Trust, National Association, as Trustee of the Oak Ridge Office Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the Oak Ridge Office Park Mortgage Loan (see Exhibit 34.5)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Oak Ridge Office Park Mortgage Loan (see Exhibit 34.6)

34.27       KeyBank National Association, as Primary Servicer of the Hamilton Commons Mortgage Loan

34.28       LNR Partners, LLC, as Special Servicer of the Hamilton Commons Mortgage Loan (see Exhibit 34.2)

34.29       Wilmington Trust, National Association, as Trustee of the Hamilton Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Computershare Trust Company, National Association, as Custodian of the Hamilton Commons Mortgage Loan (see Exhibit 34.5)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Commons Mortgage Loan

34.32       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 34.27)

34.33       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 34.27)

34.34       Wilmington Trust, National Association, as Trustee of The Summit Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Computershare Trust Company, National Association, as Custodian of The Summit Mortgage Loan (see Exhibit 34.5)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of The Summit Mortgage Loan (see Exhibit 34.31)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       KeyBank National Association, as Special Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.39       Wilmington Trust, National Association, as Trustee of the Moonwater Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 34.31)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 34.1)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 34.1)

34.44       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 34.5)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 34.6)

34.47       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.5)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

34.54       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.31)

34.57       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.27)

34.58       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.27)

34.59       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.6)

34.62       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 34.27)

34.63       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 34.27)

34.64       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 34.5)

34.66       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan (see Exhibit 34.6)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.1)

34.68       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.53)

34.69       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.6)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 34.1)

34.73       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 34.53)

34.74       Wilmington Trust, National Association, as Trustee of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Custodian of the 3075 Olcott Mortgage Loan (see Exhibit 34.5)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the 3075 Olcott Mortgage Loan (see Exhibit 34.31)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.78       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.53)

34.79       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Phoenix Industrial Portfolio VIII Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of The Shoppes at Eagle Point Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the Stockton Self Storage Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Oak Ridge Office Park Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the Hamilton Commons Mortgage Loan

35.13       LNR Partners, LLC, as Special Servicer of the Hamilton Commons Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of The Summit Mortgage Loan (see Exhibit 35.12)

35.15       KeyBank National Association, as Special Servicer of The Summit Mortgage Loan (see Exhibit 35.12)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       KeyBank National Association, as Special Servicer of the Moonwater Office Portfolio Mortgage Loan (see Exhibit 35.12)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan (see Exhibit 35.1)

35.20       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 35.1)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

35.24       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 35.12)

35.25       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 35.12)

35.26       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 35.12)

35.27       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 35.12)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.23)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 35.23)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.23)

99.1         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, among Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, between Starwood Mortgage Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, among Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, between UBS AG, by and through its New York branch office at 1285 Avenue of the Americas, New York, New York and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, among BSPRT CMBS Finance, LLC, Franklin BSP Realty Trust, Inc. and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.6         Mortgage Loan Purchase Agreement, dated as of June 25, 2021, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

99.7         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, between Natixis Real Estate Capital LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Vinson

Daniel Vinson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2023