Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2022-C16
filed 2024-03-14
CIK 1924780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 1888 Century Park East Mortgage Loan, the 3075 Olcott Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 70 Hudson Street Mortgage Loan, the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan and the Moonwater Office Portfolio Mortgage Loan and the special servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the 1888 Century Park East Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 1888 Century Park East Mortgage Loan from May 2, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the 1888 Century Park East Mortgage Loan and the ILPT Logistics Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of K-Star Asset Management LLC as special servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.44       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.45       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 33.6)

33.48       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.5)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.1)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

33.55       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.5)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 33.31)

33.58       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.27)

33.59       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.27)

33.60       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 33.6)

33.63       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 33.27)

33.64       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 33.27)

33.65       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 33.5)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan (see Exhibit 33.6)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.54)

33.70       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.6)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 33.1)

33.74       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 33.54)

33.75       Wilmington Trust, National Association, as Trustee of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Computershare Trust Company, National Association, as Custodian of the 3075 Olcott Mortgage Loan (see Exhibit 33.5)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the 3075 Olcott Mortgage Loan (see Exhibit 33.31)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.79       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.54)

33.80       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 33.6)

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

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.44       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.45       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan (see Exhibit 34.6)

34.48       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.5)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.1)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

34.55       Wilmington Trust, National Association, as Trustee of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Computershare Trust Company, National Association, as Custodian of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.5)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 34.31)

34.58       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.27)

34.59       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.27)

34.60       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 34.6)

34.63       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 34.27)

34.64       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 34.27)

34.65       Wilmington Trust, National Association, as Trustee of the Bell Works Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Computershare Trust Company, National Association, as Custodian of the Bell Works Mortgage Loan (see Exhibit 34.5)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Bell Works Mortgage Loan (see Exhibit 34.6)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.54)

34.70       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.6)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 34.1)

34.74       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 34.54)

34.75       Wilmington Trust, National Association, as Trustee of the 3075 Olcott Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Computershare Trust Company, National Association, as Custodian of the 3075 Olcott Mortgage Loan (see Exhibit 34.5)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the 3075 Olcott Mortgage Loan (see Exhibit 34.31)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.79       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.54)

34.80       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 34.6)

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

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.20       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.21       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Twin Spans Business Park and Delaware River Industrial Park Mortgage Loan

35.25       KeyBank National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 35.12)

35.26       KeyBank National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio #55 Mortgage Loan (see Exhibit 35.12)

35.27       KeyBank National Association, as Primary Servicer of the Bell Works Mortgage Loan (see Exhibit 35.12)

35.28       KeyBank National Association, as Special Servicer of the Bell Works Mortgage Loan (see Exhibit 35.12)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.24)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the 3075 Olcott Mortgage Loan (see Exhibit 35.24)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.24)

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

Date: March 14, 2024