Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2022-C16
filed 2026-03-12
CIK 1924780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

99.6         Mortgage Loan Purchase Agreement, dated as of June 28, 2022, between LMF Commercial, LLC and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on June 28, 2022 under Commission File No. 333-257737-04 and incorporated by reference herein).

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

Date: March 12, 2026